Form 10-K
period 2007-12-31
Merrill Lynch Alternative Note Asset Trust, Series 2007-OAR2
filed 2008-03-28
CIK 1392904

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number of the issuing entity: 333-140436-05

      Merrill Lynch Alternative Note Asset Trust, Series 2007-OAR2 (exact name of issuing entity as specified in its charter)

      Merrill Lynch Mortgage Investors, Inc.
      (exact name of the depositor as specified in its charter)

      Merrill Lynch Mortgage Lending, Inc.
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199310
  (State or other jurisdiction of         54-2199311
  incorporation or organization)          54-2199312
                                          54-6740310
                                          54-6740311
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Registrant's telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

The significance percentage of the derivative transactions entered into on behalf of the issuing entity are less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated April 2, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Central Mortgage Company (the "Company") has reported an instance of material non-compliance with the servicing criteria set forth in 1122(d)(4)(x)(B) of Regulation AB applicable to the Company during the year ended December 31, 2007.
Item 1122(d)(4)(x)(B) requires that regarding any funds held in trust for an obligor (such as escrow accounts): (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws. It was noted that in 4 states; Oregon, Wisconsin, Maine and New Hampshire; that the interest rate used to credit interest to obligor(s)' trust funds was inaccurate. Additional monitoring of the states' published interest rates has been implemented with additional emphasis on the effective change date and accuracy.

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, IndyMac Bank, F.S.B., Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of March 1, 2007, among Merrill Lynch Mortgage Investors Inc., as depositor, HSBC Bank USA, National Association, as trustee, Wells Fargo Bank, N.A., as master servicer and securities administrator and Wilshire Credit Corporation, as servicer and company. (filed as an exhibit to Form 8-K on April 13, 2007)

  (10.1) Mortgage Loan Purchase Agreement, dated as of March 1, 2007, between Merrill Lynch Mortgage Lending, Inc., as seller, and Merrill Lynch Mortgage Investors Inc., as purchaser. (filed as an exhibit to Form 8-K on April 13,
  2007)

  (10.2) Master Seller Warranties and Servicing Agreement, dated as of May 1, 2006, between Merrill Lynch Mortgage Lending, Inc. and IndyMac Bank, F.S.B. (filed as an exhibit to Form 8-K on April 13, 2007)

  (10.3) Assignment, Assumption and Recognition Agreement, dated as of March 1,
   2007, among Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors Inc. and IndyMac Bank, F.S.B. (filed as an exhibit to Form 8-K on April 13, 2007)

  (10.4) Master Mortgage Loan Purchase and Interim Servicing Agreement, dated as of February 1, 2007, between Merrill Lynch Mortgage Lending, Inc. and Countrywide Home Loans, Inc. (filed as an exhibit to Form 8-K on April 13,
  2007)

  (10.5) Assignment, Assumption and Recognition Agreement, dated as of March 1,
   2007, among Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors Inc. and Countrywide Home Loans Servicing LP. (filed as an exhibit to Form 8-K on April 13, 2007)

  (10.6) Servicing Agreement, dated as of June 1, 2007, between Merrill Lynch Mortgage Investors, Inc., as depositor, and Central Mortgage Company, as servicer. (filed as an exhibit to Form 8-K on June 7, 2007)

  (31) Sarbanes-Oxley Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Central Mortgage Company as Servicer
    33.2 Countrywide Home Loans Servicing LP as Servicer
    33.3 IndyMac Bank, F.S.B. as Servicer
    33.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for Central
         Mortgage Company
    33.5 Newport Management Corporation as Sub-Contractor for IndyMac Bank,
         F.S.B.
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Central Mortgage Company as Servicer
    34.2 Countrywide Home Loans Servicing LP as Servicer
    34.3 IndyMac Bank, F.S.B. as Servicer
    34.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for Central
         Mortgage Company
    34.5 Newport Management Corporation as Sub-Contractor for IndyMac Bank,
         F.S.B.
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Countrywide Home Loans Servicing LP as Servicer
    35.2 IndyMac Bank, F.S.B. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    35.4 Wilshire Credit Corporation as Servicer



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Merrill Lynch Alternative Note Asset Trust, Series 2007-OAR2
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Diane Courtney
   Diane Courtney, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 26, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of March 1, 2007, among Merrill Lynch Mortgage Investors Inc., as depositor, HSBC Bank USA, National Association, as trustee, Wells Fargo Bank, N.A., as master servicer and securities administrator and Wilshire Credit Corporation, as servicer and company. (filed as an exhibit to Form 8-K on April 13, 2007)

   (10.1) Mortgage Loan Purchase Agreement, dated as of March 1, 2007, between Merrill Lynch Mortgage Lending, Inc., as seller, and Merrill Lynch Mortgage Investors Inc., as purchaser. (filed as an exhibit to Form 8-K on April 13,
   2007)

   (10.2) Master Seller Warranties and Servicing Agreement, dated as of May 1, 2006, between Merrill Lynch Mortgage Lending, Inc. and IndyMac Bank, F.S.B. (filed as an exhibit to Form 8-K on April 13, 2007)

   (10.3) Assignment, Assumption and Recognition Agreement, dated as of March 1, 2007, among Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors Inc. and IndyMac Bank, F.S.B. (filed as an exhibit to Form 8-K on April 13, 2007)

   (10.4) Master Mortgage Loan Purchase and Interim Servicing Agreement, dated as of February 1, 2007, between Merrill Lynch Mortgage Lending, Inc. and Countrywide Home Loans, Inc. (filed as an exhibit to Form 8-K on April 13,
   2007)

   (10.5) Assignment, Assumption and Recognition Agreement, dated as of March 1, 2007, among Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors Inc. and Countrywide Home Loans Servicing LP. (filed as an exhibit to Form 8-K on April 13, 2007)

   (10.6) Servicing Agreement, dated as of June 1, 2007, between Merrill Lynch Mortgage Investors, Inc., as depositor, and Central Mortgage Company, as servicer. (filed as an exhibit to Form 8-K on June 7, 2007)

   (31) Sarbanes-Oxley Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Central Mortgage Company as Servicer
    33.2 Countrywide Home Loans Servicing LP as Servicer
    33.3 IndyMac Bank, F.S.B. as Servicer
    33.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for Central
         Mortgage Company
    33.5 Newport Management Corporation as Sub-Contractor for IndyMac Bank,
         F.S.B.
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Central Mortgage Company as Servicer
    34.2 Countrywide Home Loans Servicing LP as Servicer
    34.3 IndyMac Bank, F.S.B. as Servicer
    34.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for Central
         Mortgage Company
    34.5 Newport Management Corporation as Sub-Contractor for IndyMac Bank,
         F.S.B.
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Countrywide Home Loans Servicing LP as Servicer
    35.2 IndyMac Bank, F.S.B. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    35.4 Wilshire Credit Corporation as Servicer
